Form 10-Q
period 2021-09-30
7 Acquisition Corp
filed 2021-12-20
CIK 1850699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:

7 Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41020	98-1587317
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

750 East Main Street, Suite 600

Stamford, Connecticut 06902

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (203) 869-4400

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SVNAU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the Units	SVNA	The Nasdaq Stock Market LLC
Warrants, included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVNAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 18 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 18 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	◻Accelerated filer
☒ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of December 20, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

7 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations for the three months ended September 30,2021 (unaudited) and the period from March 4, 2021 (Inception) through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholder’s Equity for the three months ended September 30, 2021 (unaudited) and for the period from March 4, 2021 (Inception) through September 30,2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period from March 4, 2021 (Inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

i

Item 1. Condensed Financial Statements

7 ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

ASSETS
Non-current assets
Deferred offering costs	$542,422
Total Assets	$542,422

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued expenses	$6,000
Accrued offering costs	338,144
Promissory note – related party	179,278
Total Liabilities	523,422

Commitments and contingencies (Note 8)

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(6,000)
Total Shareholder’s Equity	19,000
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$542,422
(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2021 if the underwriter's over-allotment option was not exercised in full or in part. The underwriter’s over-allotment option was subsequently exercised in full on November 8, 2021 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		Period from
		March 4, 2021
		(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021

Formation and operating costs	$—	$6,000
Loss from operations	—	(6,000)
Basic and diluted weighted average shares outstanding(1)	5,000,000	5,000,000
Basic and diluted net loss per Class B ordinary shares	$(0.00)	$(0.00)
(1)	Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2021 if the underwriter's over-allotment option was not exercised in full or in part. The underwriter’s over-allotment option was subsequently exercised in full on November 8, 2021 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 4, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,000)	(6,000)
Balance — June 30, 2021	—	—	5,750,000	575	24,425	(6,000)	19,000
Net loss	—	—	—	—	—	—	—
Balance — September 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,000)	$19,000
(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2021 if the underwriter’s over-allotment option was not exercised in full or in part. The underwriter’s over-allotment option was subsequently exercised in full on November 8, 2021 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 4, 2021 (INCEPTION)THROUGH September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(6,000)
Changes in operating assets and liabilities:
Accrued expenses	6,000
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$338,144
Deferred offering costs paid by Sponsor for Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under promissory note	$179,278

The accompanying notes are an integral part of these condensed financial statements.

7 ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

7 Acquisition Corporation (the "Company") is a blank check company incorporated as a Cayman Islands exempted company on March 4, 2021. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the "Business Combination") that the Company has not yet identified.

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on November 4, 2021 (the "Effective Date"). On November 9, 2021,the Company consummated the IPO of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3.Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to 7 Acquisition Holdings, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investors”), generating gross proceeds of $11,350,000.

Following the closing of the IPO on November 9, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act , with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from November 9, 2021 (or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the closing of the IPO.

Transaction costs of the IPO amounted to $24,551,888 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $686,869 of actual offering costs, and $11,215,019 excess fair value of founder shares. Of the transaction costs, $1,782,165 is included within accumulated deficit and $22,769,723 is included as a reduction to proceeds.

Liquidity and Management’s Plan

Management believes that the funds which the Company has available following the completion of the IPO will enable it to sustain operations for a period of at least one (1) year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one (1) year from the issuance date of these financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through December 2022 and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on November 8, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $542,422, consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
●	Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statement uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statement when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2021, the Company has no experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 3). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Note 3 — Initial Public Offering

Pursuant to the IPO, on November 9, 2021, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share ("Public Shares") and one-half of one warrant ("Public Warrants"). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 6).

An aggregate of $10.20 per Unit sold in the IPO was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of November 9, 2021, $234,600,000 of the IPO proceeds and proceeds from the sale of the Private Placement Warrants was held in the Trust Account, representing an overfunding of the trust account of 102.0% of the public offering size. In addition, $2,111,900 of cash is not held in the Trust Account and is available for working capital purposes.

Transaction costs of the IPO amounted to $24,551,888, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,215,019 excess fair value of Founder Shares (as defined below) and $686,869 of actual offering costs.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 11,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($11,350,000 in the aggregate) (the "Private Placement"). Each Private Placement Warrant is exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the "Founder Shares") for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter's overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the IPO. On November 8, 2021, the underwriter exercised the over-allotment in full. Accordingly, 750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

On March 26, 2021, the Sponsor entered into agreements to transfer 20,000 Founder Shares to each of the six independent directors (120,000 Founder Shares in aggregate). The Founder Shares were transferred at approximately $0.001 per share.

On October 19, 2021, the Sponsor entered into certain transfer and subscription agreements with certain funds and accounts managed by subsidiaries of BlackRock, Inc., which are the Anchor Investors in the IPO.

At the closing of the Business Combination, the Anchor Investors will be entitled to purchase from the Sponsor an aggregate of up to 25% of the number of outstanding Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to transfer the Founder Shares to the Anchor Investors after the completion of a Business Combination. If the Anchor Investors do not own at least 9.8% of the Public Shares at certain determination dates (as described in the transfer and subscription agreements), then up to 50% of the Founder Shares entitled to be purchased by the Anchor Investors may be forfeited. Up to 25% of the Founder Shares entitled to be purchased by the Anchor Investors may also be subject to forfeiture and/or other conditions (including earn-outs) on a pro rata basis with the Sponsor during the business combination process. However, in no event will the Anchor Investors be required to forfeit or otherwise be subject to limitations on 50% of the Founder Shares they will be entitled to purchase (see Note 9).

The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the IPO based on the “with and without” method, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed at the date of IPO in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the IPO.

Promissory Note — Related Party

In March 2021, the Company issued an unsecured promissory note to the Sponsor (the "Promissory Note"), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the IPO. As of September 30, 2021, there was $179,278 outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on the Nasdaq Global Market, the Company will agree to pay the Sponsor a total of $2,500 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of November 9, 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company's Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B Ordinary Shares”) At September 30, 2021, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the IPO plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any forward purchase securities, any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one to one.

Note 7 — Warrant Liabilities

The Company accounts for the 22,850,000 warrants that were issued in the IPO (representing 11,500,000 Public Warrants and 11,350,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A Ordinary Shares upon exercise of a Public Warrant unless the Class A Ordinary Shares issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering registration under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary share issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A Ordinary Share equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
●	if the closing price of the Class A ordinary share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for ordinary shares: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares; and
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30- trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants for ordinary shares” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants for ordinary shares” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are subject to certain transfer restrictions contained in the letter agreement by and among the company, the sponsor and the other parties thereto, as amended from time to time. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable (except for a number of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares).

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding Class A ordinary shares, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants are recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45 -day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On November 8, 2021, the underwriter exercised the over-allotment option in full, generating an additional $30,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriter was paid a cash underwriting fee of $4,600,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,050,000 in the aggregate is payable to the underwriter for deferred underwriting commissions. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through December 20, 2021, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

The registration statement for the Company’s IPO was declared effective on November 4, 2021. On November 8, 2021, the underwriter exercised the over-allotment option in full to purchase an additional 3,000,000 Units. On November 9, 2021, the Company consummated the IPO of 23,000,000 units, including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., generating proceeds of $11,350,000.

Following the closing of the IPO on November 9, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account, located in the United States which will be invested in U.S. government securities

On November 10, 2021, the Company repaid $192,205 to the Sponsor, leaving an outstanding balance of $16,790 under the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “7ACQ,” “our,” “us” or “we” refer to 7 Acquisition Corporation. The following discussion and analysis of 7ACQ’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).  Our sponsor is 7 Acquisition Holdings, LLC, a Delaware limited liability company (“Sponsor”). We have not selected any Initial Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an Initial Business Combination with us. While we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we currently intend to focus our partner selection efforts on companies that provide environmental, business and/or infrastructure products and services that will contribute to a more sustainable future consistent with today’s Environmental, Social and Governance principles.

The registration statement for the Company’s IPO was declared effective on November 4, 2021 (the “Effective Date”). On November 9, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to the “Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investors”), generating proceeds of $11,350,000.

Transaction costs of the IPO amounted to $24,551,888, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,215,019 excess fair value of Class B ordinary shares (“Founder Shares”) and $686,869 of actual offering costs. In addition, at November 9, 2021, cash of $2,111,900 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO on November 9, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from November 9, 2021 (or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the closing of the IPO.

If we have not consummated an Initial Business Combination within 18 months from the closing of our IPO (or any extended period of time that we may have to consummate an Initial Business Combination as a result of an amendment to our Amended Charter (such extended period of time, an “Extension Period”)), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within 18 months from the closing of our IPO or during any Extension Period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 4, 2021 (inception) to September 30, 2021 have been organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our Initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of $0. For the period from March 4, 2021 (inception) through September 30, 2021, we had a net loss of $6,000.

Liquidity and Management’s Plan

At September 30, 2021, we had no cash and working capital deficit of $523,422. On November 9, 2021, the Company closed its IPO of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230 million. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 11,350,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $11,350,000.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares and a loan of up to $300,000 under an unsecured and noninterest bearing promissory note. Subsequent to the consummation of the IPO, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On November 8, 2021 the underwriter exercised the over-allotment option in full, generating an additional $30,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriter was paid a cash underwriting fee of $4,600,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,050,000 in the aggregate is payable to the underwriter for deferred underwriting commissions. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $542,422, consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholders’ equity upon completion of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Impact of COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance sheet date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we did not have any off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our IPO or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our co-principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on November 8, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
1.1	Underwriting Agreement between the Company and Goldman Sachs & Co. LLC(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration and Shareholder Rights Agreement between the Company and the Sponsor(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.4	Services Agreement between the Company and the Sponsor(1)
10.5	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.6	Form of Transfer and Subscription Agreement by and among the Company, the Sponsor, and the Anchor Investors(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on November 10, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

7 ACQUISITION CORPORATION

By:	/s/ Aren LeeKong
	Name:	Aren LeeKong
	Title:	Chief Executive Officer

Dated: December 20, 2021