Form 10-Q
period 2022-03-31
7 Acquisition Corp
filed 2022-05-16
CIK 1850699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 18 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 18 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of May 16, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

7 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) through March 31, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) through March 31, 2021(unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) through March 31, 2021(unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

Item 1. Condensed Financial Statements

7 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$507,794	$660,773
Prepaid expenses – current	413,366	376,884
Total Current Assets	921,160	1,037,657
Non-current assets
Cash and marketable securities held in Trust Account	234,622,028	234,602,881
Prepaid expenses – non-current	216,247	307,247
Total Non-current Assets	234,838,275	234,910,128
Total Assets	$235,759,435	$235,947,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$225,298	$90,911
Promissory note – related party	—	16,790
Due to related party	8,977	—
Total Current Liabilities	234,275	107,701
Non-Current liabilities
Warrant Liability	6,931,000	13,878,000
Deferred underwriter fee payable	8,050,000	8,050,000
Total Non-current Liabilities	14,981,000	21,928,000
Total Liabilities	15,215,275	22,035,701

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value of $10.20 per share	234,622,028	234,602,881

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,078,443)	(20,691,372)
Total Shareholders’ Equity (Deficit)	(14,077,868)	(20,690,797)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$235,759,435	$235,947,785

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		Period from
		March 4, 2021
	For the	(inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021

Formation and operating costs	$334,071	6,000
Loss from operations	(334,071)	(6,000)

Other income:
Change in fair value of warrant liability	6,947,000	—
Unrealized gain on marketable securities held in Trust Account	19,147	—
Other income	6,966,147	—
Net income (Loss)	$6,632,076	(6,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.23	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three Months Ended March 31, 2022

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$234,602,881	5,750,000	$575	$—	$(20,691,372)	$(20,690,797)
Adjustment of Class A ordinary shares to redemption value	—	19,147	—	—	—	(19,147)	(19,147)
Net income	—	—	—	—	—	6,632,076	6,632,076
Balance — March 31, 2022	23,000,000	$234,622,028	5,750,000	$575	$—	$(14,078,443)	$(14,077,868)

For the period from March 4, 2021 (inception) through March 31, 2021

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,000)	(6,000)
Balance — March 31, 2021	—	$—	5,750,000	$575	$24,425	$(6,000)	$19,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Period From
	Months Ended	March 4, 2021 (inception)
	March 31, 2022	Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,632,076	$(6,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(19,147)	—
Change in fair value of warrant liability	(6,947,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	54,518	—
Accounts payable and accrued expenses	134,387	6,000
Due to related party	8,977	—
Net cash used in operating activities	(136,189)	—

Cash Flows from Financing Activities:
Payment of promissory note	(16,790)	—
Net cash used in financing activities	(16,790)	—

Net Change in Cash	(152,979)	—
Cash – Beginning	660,773	—
Cash – Ending	$507,794	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters fee liability	$8,050,000	—
Adjustment of Class A ordinary shares subject to possible redemption	$39,088,157	$—
Initial measurement of public and private placement warrants	$23,412,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

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

Sponsor and Initial Financing

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on November 4, 2021. On November 9, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,350,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to 7 Acquisition Holdings, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (the “Anchor Investors”), generating gross proceeds of $11,350,000, which is described in Note 4.

Transaction costs related to the consummation of the IPO on November 9, 2021 amounted to $24,551,888, consisting of  $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting fees, $11,215,019 excess fair value of founder shares and  $686,869 of other offering costs. In addition, on November 9, 2021, cash of approximately $2,111,900 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

The Trust Account

Following the closing of the Initial Public Offering on November 9, 2021 (“IPO Closing Date”), an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (i) the Company’s completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from November 9, 2021 (or any extended period of time that the Company may have to complete an initial Business Combination as a result of an amendment to its Amended and Restated memorandum and Articles of Association) (the “Combination Period”).

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering, although substantially all of the net proceeds from the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the trust account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the shares of ordinary shares voted are voted in favor of a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has until of May 9, 2023, to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or such longer period as provided in an amendment to the Company’s Amended and restated certificate of incorporation (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by May 9, 2023, or during any Extension Period. The initial shareholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by May 9, 2023, or during any Extension Period. However, if the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by May 9, 2023, or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claims of any kind in or to any monies held in the Trust Account.

Liquidity and Management’s Plans

As of March 31, 2022 and December 31, 2021 , the Company had $507,794 and $660,773 in operating cash, respectively, and working capital of $686,885 and $929,956, respectively.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one (1) year from the issuance date of these financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through May 2023 and therefore substantial doubt has been alleviated.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 17, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.  Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on November 9, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of its initial public offering or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; or (iii) absent its completing an initial business combination within 18 months from the closing of its initial public offering, its return of the funds held in the trust account to its public shareholders as part of its redemption of the Public Shares. As of March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through March 31, 2022, the Company has not withdrawn any monies from the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 9, 2021, offering costs totaling $24,551,888 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,215,019 excess fair value of Founder Shares and $686,869 of actual offering costs, with $1,782,165 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $22,769,723 included as a reduction to proceeds.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.  As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 11,350,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months
Ended
March 31, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$5,305,661
Net income attributable to Class A ordinary shares subject to possible redemption	$5,305,661
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.23

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$1,326,415
Non-redeemable net income	$1,326,415
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.23

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective on January 1, 2022, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

On November 9, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of  11,350,000 Private Placement Warrants at a price of $1.00 per warrant ($11,350,000 in the aggregate) in a private placement.

Each whole private placement warrant (the “Private Placement Warrants”) is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder shares

On March 8, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On October 14, 2021, the Sponsor surrendered 2,875,000 Founder Shares to us for no consideration resulting in an aggregate of 5,750,000 Founder Shares outstanding.

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

Promissory note-related party

On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. As of March 31, 2022 and December 31, 2021, there were $0 and $16,790, respectively, that were outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative support agreement

Commencing on the date that the Company’s securities are first listed on the Nasdaq Global Market, the Company agreed to pay the Sponsor a total of $2,500 per month for office space, secretarial and administrative services provided to the Company. The Sponsor has waived the administrative services agreement fee and has not paid any amount through March 31, 2022.

Payables to Related Parties

As of March 31, 2022 and December 31, 2021, the Company had a payable of $8,977 and $0, respectively, to an affiliate for expenses it paid for fees on behalf of the Company.

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption as presented in temporary equity.

Class B ordinary shares - The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 7 — Warrants

The Company accounts for the 22,850,000 warrants that were issued in the IPO (representing 11,500,000 Public Warrants and 11,350,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Redemption of warrants for cash: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary share equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for ordinary shares: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares; and
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30- trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

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

Note 8 — Commitments and Contingencies

Registration Rights and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was paid a cash underwriting discount of $4,600,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,050,000 in the aggregate, is payable to the underwriter for deferred underwriting commissions. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9 — Fair Value Measurements

At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $6,860,000 and $13,878,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Transfer of public warrants to Level 1 measurement	(6,900,000)	—	(6,900,000)
Level 3 derivative warrant liabilities as of December 31, 2021	—	6,978,000	6,978,000
Change in fair value	—	(3,497,000)	(3,497,000)
Level 3 derivative warrant liabilities as of March 31, 2022	$—	$3,481,000	$3,481,000

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,622,028	$—	$—
Liabilities
Public Warrants	$3,450,000	$—	$—
Private Placement Warrants	$—	$—	$3,481,000

December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,602,881	$—	$—
Liabilities
Public Warrants	$6,900,000	$—	$—
Private Placement Warrants	$—	$—	$6,978,000

The following table presents the changes in the fair value of derivative warrant liabilities from March 4, 2021 (inception) through March 31, 2022:

	Public	Private Placement	Total Derivative
	Warrants	Warrants	Warrant Liability
Derivative warrant liabilities as of March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Derivative warrant liabilities as of December 31, 2021	6,900,000	6,978,000	13,878,000
Change in fair value	(3,450,000)	(3,497,000)	(6,947,000)
Derivative warrant liabilities as of March 31, 2022	$3,450,000	$3,481,000	$6,931,000

Measurement

The Company established the initial fair value for the warrants on November 9, 2021, the date of the completion of the Company’s IPO. The Company used a Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2021 and March 31, 2022:

	Private Placement Warrants
	December 31,	March 31,
Input	2021	2022
Ordinary share price	$9.86	$9.93
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.33%	2.40%
Volatility	10.79%	4.92%
Term	5.85	5.60
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.61	$0.31
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption was based on the linearly interpolated Treasury Constant Maturity Rate Curve between five and seven year rates, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) six years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to 7 Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Item 1A. Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly incorporated blank check company formed as a Cayman Islands exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We have not identified any business combination partner and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to any potential business combination with us.

Our sponsor is 7 Acquisition Holdings, LLC (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on November 4, 2021. On November 9, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A ordinary shares” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230,000,000, and incurring offering costs of approximately $24,551,888, consisting of $4,600,000 of underwriting discount, $8,050,000 deferred underwriting commissions, $686,869 of actual offering costs, and $11,215,019 excess fair value of anchor investor shares.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 11,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $11,350,000.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

We have until May 9, 2023 to consummate a Business Combination (the “Combination Period”) (or such longer period as provided in an amendment to the Company’s Amended and restated certificate of incorporation (an “Extension Period”)). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from March 4, 2021 (inception) through March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2022, we had net income of $6,632,076, which consisted of $334,071 of formation and operating expenses, offset by a gain of $6,947,000 for the change in fair value of the warrant liability and an unrealized gain of $19,147 on marketable securities held in trust. In comparison, for the period from March 4, 2021 (inception) through March 31, 2021, we had had net loss of $6,000, which consisted of $6,000 of formation and operating expenses.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $507,794 in operating cash and working capital of $686,885 compared to $0 in operating cash and working capital deficiency of $31,000 for the period from March 4, 2021 (inception) through March 31, 2021.

The Company’s liquidity needs up to November 9, 2021 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The administrative services agreement to pay the Sponsor a monthly fee of $2,500 for office space, operational support and secretarial and administrative services has been waived by the Sponsor. The Company has not paid any amounts under this agreement as of March 31, 2022.

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 11,350,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective on January 1, 2022, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

7 ACQUISITION CORPORATION

By:	/s/ Aren LeeKong
	Name:	Aren LeeKong
	Title:	Chief Executive Officer

Dated: May 16, 2022