Form 10-Q
period 2022-09-30
7 Acquisition Corp
filed 2022-11-14
CIK 1850699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 14, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

7 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 4, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

Item 1. Condensed Financial Statements

7 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$637,721	$660,773
Prepaid expenses – current	378,875	376,884
Total Current Assets	1,016,596	1,037,657
Non-current assets
Cash and marketable securities held in Trust Account	236,016,029	234,602,881
Prepaid expenses – non-current	34,247	307,247
Total Non-current Assets	236,050,276	234,910,128
Total Assets	$237,066,872	$235,947,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$502,136	$90,911
Promissory note – related party	—	16,790
Total Current Liabilities	502,136	107,701
Non-Current liabilities
Warrant Liability	3,264,000	13,878,000
Deferred underwriter fee payable	8,050,000	8,050,000
Total Non-current Liabilities	11,314,000	21,928,000
Total Liabilities	11,816,136	22,035,701

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value	236,016,029	234,602,881

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,765,868)	(20,691,372)
Total Shareholders’ Equity (Deficit)	(10,765,293)	(20,690,797)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$237,066,872	$235,947,785

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the
				Period From
				March 4, 2021
				(Inception)
	Three Months Ended	Nine Months Ended	Three Months Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Formation and operating costs	$311,950	$940,266	$—	$6,000
Loss from operations	(311,950)	(940,266)	—	(6,000)

Other income:
Change in fair value of warrant liability	433,000	10,614,000	—	—
Unrealized gain on marketable securities held in Trust Account	1,060,801	1,413,148	—	—
Interest income on checking account	1,563	1,770	—	—
Other income	250,000	250,000	—	—
Other income	1,745,364	12,278,918	—	—
Net income (Loss)	$1,433,414	$11,338,652	$—	$(6,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000	—	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.39	—	—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.39	—	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three And Nine Months Ended September 30, 2022

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$234,602,881	5,750,000	$575	$—	$(20,691,372)	$(20,690,797)
Adjustment of Class A ordinary shares to redemption value	—	19,147	—	—	—	(19,147)	(19,147)
Net income	—	—	—	—	—	6,632,076	6,632,076
Balance — March 31, 2022	23,000,000	234,622,028	5,750,000	575	—	(14,078,443)	(14,077,868)
Adjustment of Class A ordinary shares to redemption value	—	333,200	—	—	—	(333,200)	(333,200)
Net income	—	—	—	—	—	3,273,162	3,273,162
Balance — June 30, 2022	23,000,000	$234,955,228	5,750,000	$575	$—	$(11,138,481)	$(11,137,906)
Adjustment of Class A ordinary shares to redemption value	—	1,060,801	—	—	—	(1,060,801)	(1,060,801)
Net income	—	—	—	—	—	1,433,414	1,433,414
Balance – September 30, 2022	23,000,000	$236,019,029	5,750,000	$575	$—	$(10,765,868)	$(10,765,293)

For the period from March 4, 2021 (inception) through September 30, 2021

	Class A
	Ordinary Shares Subject to		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,000)	(6,000)
Balance — March 31, 2021	—	—	5,750,000	$575	$24,425	$(6,000)	$19,000
Net loss	—	—	—	—	—	—	—
Balance — June 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,000)	$19,000
Net loss	—	—	—	—	—	—	—
Balance – September 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,000)	$19,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

7 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period From
	Nine Months Ended	March 4, 2021 (Inception)
	September 30, 2022	Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$11,338,652	$(6,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,413,148)	—
Change in fair value of warrant liability	(10,614,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	271,009	—
Accounts payable and accrued expenses	411,225	6,000
Net cash used in operating activities	(6,262)	—

Cash Flows from Financing Activities:
Payment of promissory note	(16,790)	—
Net cash used in financing activities	(16,790)	—

Net Change in Cash	(23,052)	—
Cash – Beginning	660,773	—
Cash – Ending	$637,721	$—

Supplemental disclosure of non-cash financing activities:
Adjustment of Class A ordinary shares subject to possible redemption	$1,413,148	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$338,144
Deferred offering costs paid by Sponsor under promissory note	$—	$179,278

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

Sponsor and Initial Financing

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022 and December 31, 2021 , the Company had $637,721 and $660,773 in operating cash, respectively, and working capital of $514,460 and $929,956, respectively.

The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 17, 2022, which contains the audited financial statements and notes thereto, and the Company’s Quarterly Report on Form 10-Q for the period from March 4, 2021 (inception) through September 30, 2021 as filed with the SEC on December 20, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial information for the period from March 4, 2021 (inception) through September 30, 2021 is derived from the unaudited financial statements presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on November 9, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of its initial public offering or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; or (iii) absent its completing a Business Combination within 18 months from the closing of its Initial Public Offering, its return of the funds held in the trust account to its public shareholders as part of its redemption of the Public Shares. As of September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through September 30, 2022, the Company has not withdrawn any monies from the Trust Account.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 11,350,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$1,146,731	$9,070,921
Net income attributable to Class A ordinary shares subject to possible redemption	$1,146,731	$9,070,921
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.39

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$286,683	$2,267,730
Non-redeemable net income	$286,683	$2,267,730
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.05	$0.39

Related Parties

Related Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

Promissory note-related party

On March 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. As of September 30, 2022 and December 31, 2021, there were $0 and $16,790, respectively, that were outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative support agreement

Commencing on the date that the Company’s securities are first listed on the Nasdaq Global Market, the Company agreed to pay the Sponsor a total of $2,500 per month for office space, secretarial and administrative services provided to the Company. The Sponsor has waived the administrative services agreement fee and has not paid any amount through September 30, 2022.

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption as presented in temporary equity.

Class B ordinary shares - The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $3,264,000 and $13,878,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Transfer of public warrants to Level 1 measurement	(6,900,000)	—	(6,900,000)
Level 3 derivative warrant liabilities as of December 31, 2021	—	6,978,000	6,978,000
Change in fair value	—	(3,497,000)	(3,497,000)
Level 3 derivative warrant liabilities as of March 31, 2022	—	3,481,000	3,481,000
Change in fair value	—	(1,624,000)	(1,624,000)
Level 3 derivative warrant liabilities as of June 30, 2022	$—	$1,857,000	$1,857,000
Change in fair value	—	(203,000)	(203,000)
Level 3 derivative warrant liabilities as of September 30, 2022	$—	$1,654,000	$1,654,000

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$236,016,029	$—	$—
Liabilities
Public Warrants	$1,610,000	$—	$—
Private Placement Warrants	$—	$—	$1,654,000

December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,602,881	$—	$—
Liabilities
Public Warrants	$6,900,000	$—	$—
Private Placement Warrants	$—	$—	$6,978,000

The following table presents the changes in the fair value of derivative warrant liabilities from March 4, 2021 (inception) through September 30, 2022:

	Public	Private Placement	Total Derivative
	Warrants	Warrants	Warrant Liability
Derivative warrant liabilities as of March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Derivative warrant liabilities as of December 31, 2021	6,900,000	6,978,000	13,878,000
Change in fair value	(3,450,000)	(3,497,000)	(6,947,000)
Derivative warrant liabilities as of March 31, 2022	3,450,000	3,481,000	6,931,000
Change in fair value	(1,610,000)	(1,624,000)	(3,234,000)
Derivative warrant liabilities as of June 30, 2022	1,840,000	1,857,000	3,697,000
Change in fair value	(230,000)	(203,000)	(433,000)
Derivative warrant liabilities as of September 30, 2022	$1,610,000	$1,654,000	$3,264,000

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

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2021 and September 30, 2022:

	Private Placement Warrants
	December 31,	September 30,
Input	2021	2022
Ordinary share price	$9.86	$10.11
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.33%	4.00%
Volatility	10.79%	10.30%
Term	5.85	5.50
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.61	$0.15
Dividend yield	0.00%	0.00%

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

Results of Operations

Our entire activity from March 4, 2021 (inception) through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2022, we had net income of $1,433,414, which consisted of $311,950 of formation and operating expenses, offset by a gain of $433,000 for the change in fair value of the warrant liability and an unrealized gain of $1,060,801 on marketable securities held in trust, $1,563 of interest earned on the checking account, and $250,000 of other income. In comparison, for the three months ended September 30, 2021, we had no income or loss.

For the nine months ended September 30, 2022, we had net income of $12,278,918, which consisted of $940,266 of formation and operating expenses, offset by a gain of $10,614,000 for the change in fair value of the warrant liability and an unrealized gain of $1,413,148 on marketable securities held in trust, $1,770 of interest earned on the checking account, and $250,000 of other income. In comparison, for the period from March 4, 2021 (inception) through September 30, 2021, we had had net loss of $6,000, which consisted of $6,000 of formation and operating expenses.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $637,721 in operating cash and working capital of $514,460 compared to $0 in operating cash and working capital deficiency of $31,000 for the period from March 4, 2021 (inception) through September 30, 2021.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The administrative services agreement to pay the Sponsor a monthly fee of $2,500 for office space, operational support and secretarial and administrative services has been waived by the Sponsor. The Company has not paid any amounts under this agreement as of September 30, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 11,350,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three and nine months ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

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

Dated: November 14, 2022