Form 10-K
period 2022-12-31
7 Acquisition Corp
filed 2023-03-30
CIK 1850699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares, par value $0.0001 (the “Class A Ordinary Shares”) outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A Ordinary Shares, as reported on the Nasdaq Global Market, was $228,850,000 (based on the closing sales price of the Class A Ordinary Shares on June 30, 2022 of $9.95).

As of March 30, 2023, 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that we adopted prior to the consummation of our initial public offering;
●	“anchor investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial public offering” are to our initial public offering consummated on November 9, 2021;
●	“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including all of our officers and directors to the extent they hold such shares;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor and the anchor investors in a private placement simultaneously with the consummation of our initial public offering and upon conversion of working capital loans, if any;
●	“Private Placement Warrants Purchase Agreement” are to the agreement by and between the Company and the sponsor, dated as of November 4, 2021, pursuant to which the sponsor purchased the private placement warrants in a private placement;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” or “you” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” is to 7 Acquisition Holdings, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“we,” “us,” “our,” “Company” or “our Company” are to 7 Acquisition Corporation, a Cayman Islands exempted company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from increases in inflation and interest rates in the United States and elsewhere and the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in value each period included in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
●	The requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the consummation of the Private Placement Warrants Purchase Agreement not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

PART I

ITEM 1. BUSINESS

7 Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 4, 2021. The Company was incorporated for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

To date, our efforts have been limited to our organizational activities and activities relating to our initial public offering (“IPO”) and the identification and evaluation of prospective acquisition targets for our initial Business Combination. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination. The registration statement for the Company’s IPO was declared effective on November 4, 2021 (the “Effective Date”). On November 9, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3 to our financial statements included in this Report. Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor and the anchor investors, generating proceeds of $11,350,000.

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

The closing of the IPO and sale of Private Placement Warrants generated total gross proceeds of $241,350,000. Following the closing of the IPO and sale of Private Placement Warrants, an aggregate amount of $234,600,000 was placed in the U.S. based trust account (the “Trust Account”) established in connection with the IPO. Transaction costs amounted to $24,551,888, consisting of $4,600,000 of underwriting discounts and commissions, $8,050,000 of deferred underwriting fees, $686,869 of other offering costs and $11,215,019 excess fair value of anchor investor shares. In addition, on November 9, 2021, $2,111,900 of cash was held outside of the Trust Account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

We issued 11,500,000 warrants as part of the Units offered in the IPO and, simultaneously with the closing of the IPO, we issued an aggregate of 11,350,000 Private Placement Warrants to our sponsor and the anchor investors, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to certain adjustments. Our sponsor purchased 7,945,000 Private Placement Warrants and our anchor investors collectively purchased 3,405,000 Private Placement Warrants. We accounted for both the warrants underlying the units offered by our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic is ongoing both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, where a quorum is present, and amending our warrant agreement will require a vote of holders of at least 50% of the then-outstanding public warrants to the extent that the interests of the registered holders of the public warrants are adversely affected and, with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of our initial offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement filed as Exhibit 10.1 to this Report, our sponsor agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company where a quorum is present, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting where a quorum is present which shall include the affirmative vote of a simple majority of our Class B ordinary shares. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provide us with up to $236,100,000 that we may use to complete our initial business combination (after taking into account the waiver by the underwriter of the $8,050,000 of deterred underwriting commissions being held in the trust account on January 6, 2023 and the estimated expenses of our initial public offering).

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

If we have not consummated an initial business combination within 18 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

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

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $10,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $30.0 million and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

An active market for our securities may never develop or, if developed, it may not be sustained, which would adversely affect the liquidity and price of our securities.

Prior to our initial public offering, there was no market for our securities. Following our initial public offering, the price of our securities has varied and may continue to vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

There is substantial doubt about or ability to continue as a “going concern.”

As of December 31, 2022, we had $475,278 in cash and a working capital deficit of approximately $167,558. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. The Company has until May 9, 2023 to complete its initial business combination. The Company will mandatorily liquidate in the event it is unable to complete its initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sponsor, officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company established on March 4, 2021 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. The SEC has, in the past year, adopted certain rules and may in the future adopt other rules which may have a material effect on our activities and on our ability to consummate an initial Business Combination, including the SPAC Proposed Rules (as defined below), described below.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate 7AC at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide

SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate 7AC.

As described further above, the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as 7AC could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). 7AC would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate 7AC. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions on which we rely may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions at which we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Holders

As of March 2, 2023, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 7 holders of record of our Class B ordinary shares and 5 holders of record of our warrants.

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

On November 9, 2021, simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and the Anchor Investors, generating proceeds of $11,350,000. The Private Placement Warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering (the “Public Warrants”), except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the Sponsor or its permitted transferees (except for certain limited exceptions described in our prospectus).

The closing of the IPO and sale of Private Placement Warrants generated total gross proceeds of $241,350,000. Following the closing of the IPO and sale of Private Placement Warrants, an aggregate amount of $234,600,000 has been placed in the U.S. based trust account (the “Trust Account”) established in connection with the IPO. Transaction costs amounted to $24,551,888, consisting of $4,600,000 of underwriting discounts and commissions, $8,050,000 of deferred underwriting fees, $686,869 of other offering costs, and $11,215,019 excess fair value of anchor investor shares. In addition, on November 9, 2021, $2,111,900 of cash was held outside of the Trust Account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 4, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and ongoing legal, accounting and professional service fees and costs associated with identifying a target. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the year ended December 31, 2022, we had we had net income of $13,861,651, which consisted of formation and operating expenses of $1,659,764, offset by a gain of $11,827,800 for the change in fair value of the warrant liability, an unrealized gain of $3,438,611 on marketable securities held in trust, interest income of $5,004, and other income of $250,000. In comparison, for the period from March 4, 2021 (inception) through December 31, 2021, we had net income of $7,138,194, which consisted of formation and operating expenses of $2,398,687, offset by a gain of $9,534,000 for the change in fair value of the warrant liability and an unrealized gain of $2,881 on marketable securities held in trust.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $475,278 in operating cash and a working capital deficit of $167,558 compared to $660,723 in operating cash and working capital of $929,956 as of December 31, 2021.

The Company’s liquidity needs up to November 9, 2021, had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the Trust Account. We incurred $24,551,888 in transaction costs, $4,600,000 of underwriting discounts and commissions, $8,050,000 of deferred underwriting fees, $686,869 of other offering costs, and $11,215,019 excess fair value of anchor investor shares. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure stockholders that its plans to consummate an initial Business Combination will be successful. If we have not consummated our initial Business Combination within the required time period, we will be forced to cease operations and liquidate the trust account. In addition, management is currently evaluating the impact of the COVID-19 pandemic, rising interest rates and increased inflation and their macro-economic impact, and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The agreement to pay the Sponsor a monthly fee of $2,500 for office space, operational support and secretarial and administrative services has been waived by the Sponsor. The Company has not paid any amounts under this agreement as of December 31, 2022.

Following our Initial Public Offering, the underwriter was entitled to a deferred underwriting fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred underwriting fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of an initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein. The underwriter did not receive any payment from us in connection with the fee waiver, and the underwriter has not performed any additional services for us after the Initial Public Offering for any contingent fees.

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

Warrant Liabilities

We account for the warrants underlying the Public Units and the warrants sold in the Private Placement (the “Private Placement Warrants”) in accordance with the guidance contained in ASC 815 under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Public Warrants and the Private Placement Warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the Public Warrants and the Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants and the Private Placement Warrants are valued using a Monte Carlo simulation model.

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

We recognize changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. As of December 31, 2022, the Company recorded a remeasurement of $3,438,611, which was recorded in accumulated deficit.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 11,350,000 private warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective on January 1, 2022, with early adoption permitted. Management has evaluated and determined that there is not a material impact on our financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Craig Cogut	69	Chairman
Aren LeeKong	46	Chief Executive Officer and Director
Joel Haney	34	Chief Financial Officer and Director
Brian Friedman	38	General Counsel
Leslie Cornfeld	64	Director
Sherrie Deans	46	Director
Thelma B. Ferguson	64	Director
Neil Jacobs	71	Director
Chandra J. Mitchell	49	Director
Michael Posner	72	Director

Mr. Craig Cogut is Chairman of the Board of Directors. He founded Pegasus Capital Advisors in 1996 and serves as its Chairman and CEO. Pegasus is a private alternative asset management firm that places ESG principles at the core of its investment thesis. Under Mr. Cogut’s leadership, Pegasus has been committed to producing solutions for society’s greatest challenges, such as global climate change and resource scarcity, by providing strategic growth capital to companies focused on sustainability and human health and wellness. Pegasus was the first U.S. private equity fund manager to be accredited by the Green Climate Fund, and Mr. Cogut has been a leader in Pegasus’s partnership with GCF and others to launch the Sub-National Climate Fund, a blended finance climate initiative aimed at making investments into low-emission, climate resilient solutions in under-served markets. Mr. Cogut is a thought leader within the ESG investing industry, and a frequent keynote speaker at industry conferences and events. In 1990, Mr. Cogut co-founded and was one of the original partners at Apollo Advisors L.P., a position he held for six years prior to founding Pegasus. At Apollo, Mr. Cogut was the principal transaction architect of the investments in and management of Vail Resorts, as well as the acquisition of Executive Life Insurance Company’s bond portfolio. Mr. Cogut has been active in philanthropy for many years, with a focus on organizations committed to improving education, building civil society and championing environmental and health issues. Mr. Cogut is currently Vice Chairman of the Board of Directors of PanTheryx. He is an alumnus of Brown University and Harvard Law School. We believe Mr. Cogut is a valuable member of our board due to his extensive experience with ESG initiatives and private equity.

Mr. Aren LeeKong is Chief Executive Officer and serves on the Board of Directors. He is responsible for the day-to-day operations of the Sponsor. Mr. LeeKong is also Vice Chairman of Global Credit, Head of Direct Lending, and CEO of the Business Development Corporations at Carlyle. He serves on the Illiquid-Investment Committee at Carlyle. He is based in New York. Mr. LeeKong was previously the Executive Chairman of Organix Recycling, the largest pre-consumer food waste hauling company in the United States. Organix’s mission is to explore and establish innovative food waste recycling methods, and the company is responsible for diverting over 550,000 tons of food waste each year away from landfills to more sustainable uses. As Executive Chairman of Organix, Mr. LeeKong led the company’s financial, operational, and cultural transformation, increasing revenue and EBITDA to secure the company’s long-term success while simultaneously improving benefits and quality of life for employees. He was previously a member of the External Investment Advisory Committee of the New York State Common Retirement Fund. He was also formerly a Managing Director of Highbridge Principal Strategies (“HPS”) and a Co-Portfolio Manager of HPS’s Strategic Capital Partners strategy. Prior to joining HPS in 2011, he held senior roles at KKR & Co. Inc. and Citigroup. Mr. LeeKong and his family are committed to expanding opportunities for the less fortunate through increasing the availability of educational opportunities and high-quality healthcare solutions. He serves on the Advisory Board of The Family Center, an organization that offers social and legal services to New Yorkers struggling with a family crisis or loss. He has also previously served on the board of directors of SEO, the organization that helped him launch his career. We believe Mr. LeeKong is a valuable member of our board due to his extensive leadership and investment experience.

Mr. Joel Haney is Chief Financial Officer and serves on the Board of Directors. Mr. Haney is a Partner at Pegasus Capital Advisors, where he is focused on investments in environmental services, building solutions, energy efficiency and clean energy. He is also a member of the firm’s investment committee. Mr. Haney served as Pegasus’s lead board member at Organix Recycling, the largest pre-consumer food waste collector and recycler in the United States, throughout its successful business transformation and eventual sale. He has been a key contributor in numerous ESG investments at Pegasus exited to large strategic acquirors, including Pure Biofuels (acquired by Valero Energy), Six Senses (acquired by IHG) and Climatec (acquired by Bosch). Mr. Haney currently serves on the Board of Directors of Global Value Lighting, an industry leader in private label LED lighting solutions. He is on the investment committee of the Sub-National Climate Fund, a blended finance climate initiative aimed at making investments into low-emission, climate resilient solutions in under-served markets. Mr. Haney is also a co-founder and former board member of Impala Energy, a power development company focused on small-to-medium sized green power projects in sub-Saharan Africa. Prior to joining Pegasus, Mr. Haney was an investment banker at Moelis & Company, where he focused on mergers & acquisitions, corporate restructurings and financing transactions across the telecommunications, industrials and consumer retail sectors. Outside of the office, he is a member of the Advisory Board of the Department of Dermatology at Mount Sinai in New York City. Mr. Haney graduated magna cum laude from Northwestern University with dual majors in Economics and Political Science. We believe Mr. Haney is a valuable member of our board due to his extensive experience with ESG initiatives and private equity.

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

Ms. Leslie Cornfeld, a director, currently is the CEO of the National Education Equity Lab, a nonprofit that she founded to drive opportunity at scale through innovation, collaboration and action. She has devoted her career to advancing equity and opportunity for our nation’s underserved communities — through their schools, justice systems and unconventional partners, and has a strong track record of designing and leading high-profile, cross-sector efforts to tackle pressing social and community challenges. Ms. Cornfeld was a senior Obama administration official, advising two U.S. Secretaries of Education and the White House for the President’s My Brother’s Keeper initiative, and a two-term advisor for former Mayor Michael Bloomberg. A Washington Post editorial praised the effort she led in NYC schools to address truancy and chronic absenteeism as “an example of what’s possible,” and the U.S. Conference of Mayors called it a “model for other cities.” As a federal civil rights prosecutor, Ms. Cornfeld led high-profile public corruption, police abuse, and human trafficking cases and twice received the U.S. Attorney General’s Director’s Award for outstanding performance. Prior to that, she was appointed deputy chief counsel of the Mollen Commission where she helped develop and lead investigations of alleged police corruption, brutality, and system failures — resulting in NYC’s creation of a permanent police oversight commission. She was a litigation associate at Paul, Weiss, Rifkind, Wharton & Garrison; and clerked for the Honorable Pierre N. Leval, SDNY (now U.S. 2nd Circuit). She has taught at the Harvard Kennedy School of Government, and started her career as an aide to former U.S. Senator Daniel Patrick Moynihan in Washington DC. Ms. Cornfeld serves as trustee for numerous non-profit boards, including the Children’s Defense Fund for over a decade (former trustee), the NAACP Legal Defense Fund, the Alliance for Excellent Education, the Center for Law, Brain and Behavior, and the Hospital for Special Surgery. She founded a public speaking and advocacy program for East Harlem girls and has served for the past decade as an active coach and mentor to a large group of extraordinary young women who recently began college. Her articles and op-ed pieces have appeared in many publications, including the Washington Post, the New York Times, Newsweek, the NY Law Journal, and Huffington Post; she is a frequent speaker on education equity, civic engagement, and policing, and has been featured on numerous national news and media programs on these topics. A proud graduate of Broward County public schools, Ms. Cornfeld graduated from Harvard College, Phi Beta Kappa, and Harvard Law School. We believe Ms. Cornfeld is a valuable member of our board due to her extensive experience with ESG initiatives.

Ms. Sherrie Deans, a director, is the former Executive Director for the NBPA Foundation and Acting Chief Operating Officer of the NBPA. In her role at the NBPA Foundation, she led the philanthropic efforts of the union and supported the individual efforts of the 450 NBA players that make up its membership. Under her leadership, the foundation built a grant portfolio that stretched across the United States and 20 countries worldwide. She launched a philanthropic certificate program specifically for NBA players at UCLA and serves on the Board of Governors at the Naismith Memorial Basketball Hall of Fame. Ms. Deans was appointed acting COO of the NBPA in 2020 to help navigate the union through the COVID-19 pandemic and coordinate its efforts to resume the season while addressing the social justice issues of the time. What resulted was one of the most dynamic and socially integrated seasons in the history of sports. From “Black Lives Matter” on the court and social justice messages on player jerseys to “Get out the vote” efforts that led to 51 voting spots during primetime televised games and a 96% voter registration rate among the players, the response was unprecedented. Ms. Deans began her career in the financial services sector, where she spent over a decade working at several of the world’s largest financial institutions. She held senior positions at AIG Consumer Finance, American Express and MBNA America. Ms. Deans is a strategic change agent whose strong communication and interpersonal skills have solidified her reputation as an expert organization builder and connector of productive relationships. She holds a B.A. in economics and political science from Columbia University. We believe Ms. Deans is a valuable member of our board due to her extensive experience with ESG initiatives and organization building.

Ms. Thelma B. Ferguson, a director, is a Managing Director at J.P. Morgan Chase & Co. and serves as the Northeast Segment Head for MMBSI within CB. She is a member of both CB Senior Leaders and the MMBSI Executive Committee. Ms. Ferguson also sits on the CIB team comprised of senior leaders across the JPM commercial bank. In this capacity, she oversees and coordinates all women and minority-owned initiatives for CIB. Ms. Ferguson is also a senior member of the firm’s Black Executive Forum, Advancing Black Leaders Executive Committee and Women on the Move Executive Committee. She is a frequent guest panelist for both internal and external forums that discuss diversity and inclusion. In addition, Ms. Ferguson serves as Chair of the New York Bankers Association, is a member of the Executive Leadership Council, a national organization comprised of senior African-American executives in Fortune 500 companies and serves on the Board of Directors of the New York City Ballet. Ms. Ferguson’s career has spanned a wide range of positions within Commercial Banking, including the management of hedge funds, financial institutions, government and not-for-profit entities and commercial industrial companies. Prior to her current role, she began her banking career at SunTrust Banks (Truist) and subsequently served as a Senior Vice President in Large Corporate Banking at First Union National Bank in Nashville (Wells Fargo), as a Senior Vice President in Mid Corporate Banking at Bank One in Louisville and then as President of Chase’s Kentucky Tri State Region after the Bank One/JPMorgan Chase merger. Ms. Ferguson received her Master of Science in Planning degree and Bachelor of Arts in Botany and Biology degree from the University of Tennessee, Knoxville, TN. She currently holds Series 79, 63 and 24 Investment Banking licenses. We believe Ms. Ferguson is a valuable member of our board due to her extensive experience in the financial sector and active involvement in the community.

Mr. Neil Jacobs, a director, has been the Chief Executive Officer of Six Senses, a luxury hotel, resort and spa operator, since 2012. Under his leadership, the Six Senses brand has become synonymous with sustainability and has been globally recognized as a leader in ESG initiatives within the hospitality sector. Six Senses resorts maintain sustainability funds that support education, public infrastructure, and healthcare programs for local communities. They also strive to fund revitalization and protection of local wildlife habitats, while reducing the resorts’ reliance on plastic products. Six Senses hotels often source from local vendors and employ local architects, artisans and building practices. Organizationally, Mr. Jacobs has enabled Six Senses to develop into a growing, global service group of over 4,400 hosts located throughout the world, through his support of polices geared toward employee retention, education and development. Mr. Jacob’s leadership in ESG has catalyzed growth for Six Senses, as the Company’s resort footprint has grown 167% during his tenure as CEO. The Company was also named the Number 1 Hotel Brand in the World by the readers of Travel & Leisure for three consecutive years (2016-2019). Prior to joining Six Senses, Mr. Jacobs spent five years at Starwood Capital Group as President of Global Hotel Operations where he was responsible for the development of two innovative new brands, Baccarat

Hotels and 1 Hotels, both debuting in 2014. Mr. Jacobs spent 14 years with Four Seasons Hotels and Resorts in Asia, 5 of which as Senior Vice President Operations for Asia Pacific beginning in 2003. Mr. Jacobs attended Westminster Hotel School in London, studied French Civilization at La Sorbonne in Paris and Italian language and culture in Florence. He speaks 5 languages. We believe Mr. Jacobs is a valuable member of our board due to his extensive experience leading ESG initiatives.

Ms. Chandra J. Mitchell, a director, is the chief legal officer and corporate secretary of Pactiv Evergreen Inc., the leading manufacturer of fresh food and beverage packaging in North America. In this role she is responsible for all the company’s legal and compliance matters. Prior to Pactiv Evergreen, Chandra was the chief operating officer, general counsel and corporate secretary of Yamaha Motor Ventures & Laboratory Silicon Valley, Inc. where she was responsible for the company’s business operations and legal matters for the Yamaha’s flagship $100 million fund, which invests in start-up companies creating technologies to solve major social issues in the food and agriculture, mobility, and health and wellness sectors. She has also served as managing counsel at Toyota Motor North America, and vice president and corporate counsel of Leonardo DRS Technologies, a U.S. defense contractor. Prior to moving in-house, Chandra was an attorney at the law firm, Debevoise & Plimpton LLP, where she focused on advising companies and private equity firms on a broad range of transactional matters, including, domestic and international mergers, acquisitions, divestitures, and joint ventures. She earned her bachelor’s degree in economics and political science, with honors, from Williams College. She received her law degree from Columbia University. We believe Ms. Mitchell is a valuable member of our board due to her extensive experience with ESG investments and related initiatives.

Mr. Michael Posner, a director, is the Jerome Kohlberg Professor of Ethics and Finance at NYU’s Stern School of Business. He is the Director of the Center for Business and Human Rights at the School, the first-ever human rights center at a business school. Prior to joining NYU Stern, Posner served in the Obama Administration from 2009-2013 as Assistant Secretary of State for the Bureau of Democracy, Human Rights and Labor. In 2010 he chaired the Voluntary Principles on Security and Human Rights. From 1978 to 2009, he led Human Rights First, a New York-based human rights advocacy organization. Posner is recognized as a leader and expert in advancing a rights-based approach to national security, challenging the practice of torture, combating discrimination, and refugee protection. He is a frequent public commentator on these issues, and has testified dozens of times before the U.S. Congress. As Assistant Secretary, Posner traveled extensively, representing the U.S. Government to foreign officials and representatives of civil society in countries of strategic importance to the United States, including China, Russia, Egypt, Burma, Bahrain, Nigeria, Afghanistan, and Pakistan, among many others. Throughout his career, Posner has been a prominent voice in support of human rights protections in global business operations in the manufacturing supply chain, the extractives industry, and the information and communications technology sector. As a member of the White House Apparel Industry Partnership Task Force in the mid-1990s, he helped found the Fair Labor Association, an organization that brings together corporations, local leaders, universities, and NGOs to promote corporate accountability for working conditions in the apparel industry. He was a founding member of the Global Network Initiative, a multi-stakeholder initiative aimed at promoting free expression and privacy rights on the Internet, and has spoken widely on the issue of Internet freedom. Posner spearheaded the U.S. Government’s efforts to enhance the effectiveness of the Voluntary Principles on Security and Human Rights, which works to improve human rights around oil, gas, and mining operations. Posner played a key role in proposing and campaigning for the first U.S. law providing for political asylum, which became part of the Refugee Act of 1980, as well as the Torture Victim Protection Act, which was adopted in 1992. In 1998, he led the Human Rights First delegation to the Rome conference at which the statute of the International Criminal Court was adopted. Before joining Human Rights First, Posner was a lawyer with Sonnenschein, Nath & Rosenthal in Chicago. He lectured at Yale Law School from 1981 to 1984, and again in 2009, when he taught with former Dean Harold Koh. He was a visiting lecturer at Columbia University Law School from 1984 to 2008. Capitalize he received his J.D. from the University of California, Berkeley Law School (Boalt Hall) in 1975, and a B.A. with distinction and honors in History from the University of Michigan in 1972. Posner resides with his family in New York City. We believe Mr. Posner is a valuable member of our board due to his extensive experience with ESG initiatives as well as his global, government background.

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

	Class B Ordinary Shares			Class A Ordinary Shares
	Number of			Number of		Approximate
	Shares		Approximate	Shares	Approximate	Percentage
	Beneficially		Percentage	Beneficially	Percentage of	of Voting
Name of Beneficial Owners(1)	Owned(2)		of Class	Owned	Class	Control
7 Acquisition Holdings, LLC (our sponsor)	5,630,000	(3)	97.9%	—	—	19.5%
Craig Cogut(4)	5,630,000	(3)	97.9%	—	—	19.5%
Aren LeeKong(4)	5,630,000	(3)	97.9%	—	—	19.5%
Joel Haney(4)	5,630,000	(3)	97.9%	—	—	19.5%
Brian Friedman	—		—	—	—	—
Leslie Cornfeld	20,000		*	—	—	*
Sherrie Deans	20,000		*	—	—	*
Thelma B. Ferguson	20,000		*	—	—	*
Neil Jacobs	20,000		*	—	—	*
Chandra J. Mitchell	20,000		*	—	—	*
Michael Posner	20,000		*	—	—	*
All officers, directors and director nominees as a group (seven individuals)	5,750,000		100%	—	—	19.5%
Calamos Market Neutral Income Fund(5)	—		—	1,750,000	7.6%	6.0%
BlackRock, Inc.(6)	—		—	2,254,000	9.8%	7.8%
Sculptor Capital LP(7)	—		—	1,487,923	6.5%	5.2%
Taconic Capital Advisors L.P.(8)	—		—	1,171,831	5.1%	4.1%
(1)	Unless otherwise noted, the business address of each of our shareholders is 750 East Main Street, Suite 600, Stamford, Connecticut 06902.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment.
(3)	7 Acquisition Holdings, LLC, our Sponsor, is the record holder of such shares. Craig Cogut, Aren LeeKong and Joel Haney control our Sponsor and each has voting and investment discretion with respect to the ordinary shares held of record by our sponsor.
(4)	Information does not reflect interests held in our Sponsor.
(5)	Represents the Class A ordinary shares beneficially held by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) based solely on the Schedule 13G filed by Calamos with the SEC on February 3, 2022 (the “Calamos 13G”). The Calamos 13G indicates that Calamos is the beneficial owner of 1,750,000 Class A ordinary shares. The business address of Calamos is 2020 Calamos Court, Naperville, IL 60563.
(6)	Represents the Class A ordinary shares beneficially held by BlackRock, Inc. (“BlackRock”) based solely on the Schedule 13G filed by BlackRock with the SEC on February 4, 2022 (the “BlackRock 13G”). The BlackRock 13G indicates that BlackRock is the beneficial owner of 2,254,000 Class A ordinary shares and BlackRock Financial Management, Inc. beneficially owns 5% or greater of the Class A ordinary shares directly owned by BlackRock. The business address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(7)	Represents the Class A ordinary shares beneficially held by Sculptor Capital LP, a Delaware limited partnership (“Sculptor”) based solely on the Schedule 13G filed by Sculptor with the SEC on February 14, 2023 (the “Sculptor 13G”). The Sculptor 13G indicates that Sculptor and Sculptor Capital II LP, a Delaware limited partnership (“Sculptor-II”) serve as the principal investment manager to certain of the Accounts in which the 1,510,898 Class A ordinary shares are held and are therefore the beneficial owners of such Class A ordinary shares. Sculptor Capital Holding II LLC, a Delaware limited liability company (“SCHC-II”), serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor, and Sculptor Capital Holding Corporation, a

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
(8)	Represents Class A ordinary shares beneficially held by Taconic Capital Advisors L.P. (Taconic Advisors LP), Taconic Capital Advisors UK LLP (Taconic Advisors UK), Taconic Associates LLC (Taconic Associates), Taconic Capital Partners LLC (Taconic Capital), Frank P. Brosens, and Taconic Capital Performance Partners LLC (Taconic Partners) (collectively, “Taconic”), based solely on the Schedule 13G filed by Taconic with the SEC on February 10, 2023 (the “Taconic 13G”). The Taconic 13G indicates that 1,171,831 Class A ordinary shares are held for the accounts of Taconic Opportunity Master Fund L.P. (Taconic Opportunity Fund) and Taconic Master Fund 1.5 L.P. (Taconic Event Fund, and together with Taconic Opportunity Fund, the Taconic Funds). Taconic Advisors LP serves as the investment manager to each of the Taconic Funds. Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Advisors UK pursuant to which Taconic Advisors UK serves as subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Opportunity Fund. Taconic Capital serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Event Fund. Mr. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Partners, Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.
*	Less than 1%.

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

7 Acquisition Holdings, LLC, our Sponsor, is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Prior to the consummation of our Initial Public Offering, our Sponsor had agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of our Initial Public Offering. The loan outstanding loan balance of $208,995 was repaid the day after the closing of our Initial Public Offering out of the offering proceeds held in the operating account. As of December 31, 2022, there was $0 outstanding under the promissory note with our Sponsor.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

	For the Period from	For the Period from
	January 1, 2022-	March 4, 2021-
	December 31, 2022	December 31, 2021
Audit Fees(1)	$113,300	86,005
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$113,300	86,005
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.
(2)	Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Class A Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Description of Securities.***

4.5	Warrant Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*

10.1	Letter Agreement, dated November 4, 2021, by and among the Company, the Sponsor and the Company’s officers and directors.*

10.2	Investment Management Trust Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*

10.3	Registration and Shareholder Rights Agreement, dated November 9, 2021, by and among the Company, the Sponsor and certain other security holders named therein.*

10.4	Administrative Services Agreement, dated November 9, 2021, by and between the Company and the Sponsor.*

10.5	Private Placement Warrants Purchase Agreement, dated November 4, 2021, by and between the Company and the Sponsor.*

10.6	Form of Transfer and Subscription Agreement by and among the Company, the Sponsor and the Anchor Investors.*

10.7	Securities Subscription Agreement, dated March 8, 2021, between the Company and the Sponsor.**

10.8	Promissory Note, dated March 8, 2021, between the Company and the Sponsor.**

10.9	Form of Indemnity Agreement.**

14	Code of Ethics and Business Conduct.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 10, 2021.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-260368) filed on October 28, 2021.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2022.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2023.

7 ACQUISITION CORPORATION

By:	/s/ Aren LeeKong
Name:	Aren LeeKong
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Craig Cogut	Chairman	March 30, 2023
Craig Cogut

/s/ Aren LeeKong	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Aren LeeKong

/s/ Joel Haney	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Joel Haney

/s/ Leslie Cornfeld	Director	March 30, 2023
Leslie Cornfeld

/s/ Sherrie Deans	Director	March 30, 2023
Sherrie Deans

/s/ Thelma B. Ferguson	Director	March 30, 2023
Thelma B. Ferguson

/s/ Neil Jacobs	Director	March 30, 2023
Neil Jacobs

/s/ Chandra J. Mitchell	Director	March 30, 2023
Chandra J. Mitchell

/s/ Michael Posner	Director	March 30, 2023
Michael Posner

7 ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

7 Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 7 Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business condition and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by May 4, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 30, 2023

[PCAOB ID: 688]

7 ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$475,278	$660,773
Prepaid expenses - current	342,164	376,884
Total Current Assets	817,442	1,037,657
Non-current assets
Cash and marketable securities held in Trust Account	238,041,492	234,602,881
Prepaid expenses – non-current	—	307,247
Total Non-current Assets	238,041,492	234,910,128
Total Assets	$238,858,934	$235,947,785

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$984,999	$90,911
Promissory note – related party	—	16,790
Total Current Liabilities	984,999	107,701
Non-Current liabilities
Warrant Liability	2,050,200	13,878,000
Deferred underwriter fee payable	8,050,000	8,050,000
Total Non-current Liabilities	10,100,200	21,928,000
Total Liabilities	11,085,199	22,035,701

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value	238,041,492	234,602,881

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,268,332)	(20,691,372)
Total Shareholders’ Deficit	(10,267,757)	(20,690,797)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$238,858,934	$235,947,785

The accompanying notes are an integral part of the financial statements.

7 ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the
		Period From
		March 4, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,659,764	$2,398,687
Loss from operations	(1,659,764)	(2,398,687)

Other income:
Change in fair value of warrant liability	11,827,800	9,534,000
Unrealized gain on marketable securities held in Trust Account	3,438,611	2,881
Interest income on checking account	5,004	—
Other income	250,000	—
Other income	15,521,415	9,536,881
Net income	$13,861,651	$7,138,194

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	4,036,424

Basic and diluted net income per share, Class A ordinary shares	$0.48	$0.73

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.48	$0.73

The accompanying notes are an integral part of the financial statements.

7 ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Class A Ordinary Shares				Additional		Total
	Subject to Possible Redemption		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$234,602,881	5,750,000	$575	$—	$(20,691,372)	$(20,690,797)
Remeasurement of Class A ordinary shares to redemption value	—	3,438,611	—	—	—	(3,438,611)	(3,438,611)
Net income	—	—	—	—	—	13,861,651	13,861,651
Balance — December 31, 2022	23,000,000	$238,041,492	5,750,000	$575	$—	$(10,268,332)	$(10,267,757)

For the period from March 4, 2021 (inception) through December 31, 2021

	Class A Ordinary Shares				Additional		Total
	Subject to Possible Redemption		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 4, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Issuance of Class A ordinary shares	23,000,000	195,533,871	—	—	—	—	—
Excess fair value of anchor investor shares	—	—	—	—	10,143,052	1,071,967	11,215,019
Remeasurement of Class A ordinary shares to redemption value	—	39,069,010	—	—	(10,167,477)	(28,901,533)	39,069,010
Net income	—	—	—	—	—	7,138,194	7,138,194
Balance — December 31, 2021	23,000,000	234,602,881	5,750,000	575	—	(20,691,372)	(20,690,797)

The accompanying notes are an integral part of the financial statements.

7 ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
	For the Year	From March 4, 2021
	Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,861,651	$7,138,194
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(3,438,611)	(2,881)
Change in fair value of warrant liability	(11,827,800)	(9,534,000)
Insurance Expense	—	56,753
Allocation of deferred offering cost for warrant liability	—	1,782,165
Excess fair value of private placement warrants	—	343,000
Changes in operating assets and liabilities:
Prepaid expenses	341,967	(740,884)
Accounts payable and accrued expenses	894,088	90,911
Net cash used in operating activities	(168,705)	(866,742)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units	—	230,000,000
Payment of underwriting fee	—	(4,600,000)
Proceeds from sale of Private Warrants	—	11,350,000
Proceeds from promissory note – related party	—	208,995
Repayment of promissory note – related party	(16,790)	(192,205)
Deferred offering costs	—	(664,275)
Net cash (used in) provided by financing activities	(16,790)	236,127,515

Net Change in Cash	(185,495)	660,773
Cash – Beginning	660,773	—
Cash – Ending	$475,278	$660,773

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$195,533,871
Remeasurement of Class A ordinary shares subject to possible redemption	$3,438,611	$39,069,010
Initial measurement of public warrants and private placement warrants	$—	$23,412,000
Deferred underwriting fee payable	$—	$8,050,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 4, 2021 (inception) through December 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering” or “IPO”), which is described below , and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,350,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to 7 Acquisition Holdings, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (the “Anchor Investors”), generating proceeds of $11,350,000, which is described in Note 4.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022 and 2021, the Company had approximately $475,278 and $660,773 in operating cash, respectively, and a working capital deficit of $167,558 and working capital of $929,956, respectively.

The Company’s liquidity needs through December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the statement of operations based on the relative value of the Public Warrants (as defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 9, 2021, offering costs totaling $24,551,888 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,215,019 excess fair value of founder shares and $686,869 of actual offering costs, and $22,769,723 included as a reduction to proceeds, with $1,782,165 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants). On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein. See Note 10—Subsequent Events.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares

(including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022 and 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 11,350,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statements of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net income per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

		For the Period from
		March 4, 2021 (Inception)
	For the Year Ended	Through
	December 31, 2022	December 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$11,089,321	$2,944,158
Net income attributable to Class A ordinary shares subject to possible redemption	$11,089,321	$2,944,158
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	4,036,424
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.48	$0.73

Non-Redeemable Class B ordinary shares
Numerator: Net income
Net income	$2,772,330	$4,194,036
Non-redeemable net income	$2,772,330	$4,194,036
Denominator: Weighted average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.48	$0.73

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective on January 1, 2022, with early adoption permitted. Management has evaluated and determined that there is not a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, on November 9, 2021, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share (“Public Shares”) and one-half of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Transaction costs of the IPO amounted to $24,551,888, consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, $11,215,019 excess fair value of founder shares and $686,869 of actual offering costs. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein. See Note 10-Subsequent Events.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2021, the Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001, with a purchase price of approximately $0.003 per share. On October 14, 2021, the Sponsor surrendered 2,875,000 Founder Shares to us for no consideration resulting in an aggregate of 5,750,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the IPO. Simultaneously with the closing of the IPO, the underwriter exercised the over-allotment in full. Accordingly, the 750,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

In March 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the IPO. As of December 31, 2022 and 2021, there were $0 and $16,790, respectively, outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on the Nasdaq Global Market, the Company agreed to pay the Sponsor a total of $2,500 per month for office space, secretarial and administrative services provided to the Company. The Sponsor has waived the administrative services agreement fee and has not paid any amount through December 31, 2022.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an initial Business Combination, the sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A Ordinary Shares issued or outstanding , excluding 23,000,000 shares subject to possible redemption as presented in temporary equity.

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

The underwriter was paid a cash underwriting discount of $4,600,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,050,000 in the aggregate, was payable to the underwriter for deferred underwriting commissions. The deferred fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein. See Note 10-Subsequent Events.

NOTE 9 — FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the Company’s warrant liability was valued at $2,050,200 and $13,878,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from March 4, 2021 (inception) through December 31, 2021:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Transfer of public warrants to Level 1 measurement	(6,900,000)	—	(6,900,000)
Level 3 derivative warrant liabilities as of December 31, 2021	—	6,978,000	6,978,000
Change in fair value	—	(5,949,000)	(5,949,000)
Level 3 derivative warrant liabilities as of December 31, 2022	$—	$1,029,000	$1,029,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021:

December 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$238,041,492	$—	$—
Liabilities
Public Warrants	$1,021,200	$—	$—
Private Placement Warrants	$—	$—	$1,029,000

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,602,881	$—	$—
Liabilities
Public Warrants	$6,900,000	$—	$—
Private Placement Warrants	$—	$—	$6,978,000

The following table presents the changes in the fair value of derivative warrant liabilities from March 4, 2021 (inception) through December 31, 2022:

		Private	Total Derivative
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of March 4, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	11,719,000	11,693,000	23,412,000
Change in fair value	(4,819,000)	(4,715,000)	(9,534,000)
Derivative warrant liabilities as of December 31, 2021	6,900,000	6,978,000	13,878,000
Change in fair value	(5,878,800)	(5,949,000)	(11,827,800)
Derivative warrant liabilities as of December 31, 2022	$1,021,200	$1,029,000	$2,050,200

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

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2022 and 2021:

	Private Placement Warrants
	December 31,	December 31,
Input	2022	2021
Ordinary share price	$10.34	$9.86
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.98%	1.33%
Volatility	0.23%	10.79%
Term	5.32	5.85
Warrant to buy one share	$1.3440	$0.6148
Dividend yield	0.00%	0.00%

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the below.

On January 6, 2023, the underwriter agreed to waive any entitlement to the deferred underwriting fee payable due upon the consummation of the initial Business Combination and further agreed to waive any claim it may have in the future to the Trust Account or any monies or other assets therein.